Form 10-Q
period 2001-10-06
AHOLD LEASE USA INC
filed 2001-11-20
CIK 1162418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 6, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM ___ TO __

                     Commission File Number _______________


                            AHOLD LEASE U.S.A., INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                       54-2002285
(State or other jurisdiction              (I.R.S. Employer  Identification No.)
of incorporation or organization)

14101 Newbrook Drive, Chantilly, Virginia                          20151-2224
(Address of principal executive offices)                           (Zip Code)

                                 (703) 961-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Corporation's common stock ($.01 par value) were outstanding as of November 19, 2001.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                      INDEX



PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                          PAGE
                                                                          ----

      Balance Sheets as of October 6, 2001 and December 31, 2000..............1
      Statements of Operations for the 12 Weeks Ended October 6, 2001 and
        the 40 Weeks Ended October 6, 2001....................................2
      Statements of Cash Flows for the 40 Weeks Ended October 6, 2001 and
        for the Period from August 1, 2000 (date of inception)
        to October 7, 2000....................................................3
      Notes to Financial Statements ..........................................4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................6

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........6

PART II - OTHER INFORMATION ..................................................7

SIGNATURE ....................................................................8

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                                         AHOLD LEASE U.S.A., INC.
                                       BALANCE SHEETS AS OF OCTOBER 6, 2001 AND DECEMBER 31, 2000
                                                               (Unaudited)



                                                                         October 6, 2001         December 31, 2000
                                                                         ---------------         -----------------

ASSETS
CURRENT ASSETS:
Cash.............................................................        $           327        $                 1
Miscellaneous receivable.........................................                 50,000                          -
                                                                       ---------------------    ---------------------
         Total Current Assets....................................                 50,327                          1
                                                                       ---------------------    ---------------------
OTHER ASSETS:
Deferred transaction closing costs-net...........................              4,844,039                  6,174,335
Deferred rent receivable.........................................             29,937,237                          -
                                                                       ---------------------    ---------------------
         Total Other Assets......................................             34,781,276                 6,174,335
                                                                       ---------------------    ---------------------
Total Assets.....................................................        $    34,831,603        $        6,174,336
                                                                       =====================    =====================
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Due (from) to Ahold U.S.A. Support Services, Inc.................        $       (65,472)       $        6,174,335
Due to Ahold Real Properties LLC.................................                 58,434                         -
Accrued expenses.................................................                 11,572                         -
                                                                       ---------------------    ---------------------
         Total Current Liabilities...............................                  4,534                 6,174,335
                                                                       ---------------------    ---------------------
DEFERRED RENT LIABILITY                                                       29,937,237                         -
                                                                       ---------------------    ---------------------
COMMITMENTS
SHAREHOLDER'S EQUITY:
Capital stock, 100 shares authorized and issued,
  par value $.01.................................................                      1                         1
Additional paid-in capital.......................................              4,988,039                         -
Accumulated deficit..............................................                (98,208)                        -
                                                                       ---------------------    ---------------------
         Total Shareholder's Equity..............................              4,889,832                         1
                                                                       ---------------------    ---------------------
Total Liabilities and Shareholder's Equity.......................        $    34,831,603        $        6,174,336
                                                                       =====================    =====================


See notes to financial statements.


                                                       AHOLD LEASE U.S.A., INC.
                                                       STATEMENTS OF OPERATIONS
                             For the 12 Weeks Ended October 6, 2001 and the 40 Weeks Ended October 6, 2001
                                                          (Unaudited)

                                                                       12 Weeks Ended              40 Weeks Ended
                                                                       October 6, 2001             October 6, 2001
                                                                       ---------------             ---------------

REVENUE:
         Rental Income........................................      $        13,234,781           $        36,789,236
                                                                  --------------------------    -----------------------

OPERATING EXPENSES:
         Rental Expense.......................................              (13,234,781)                  (36,789,236)
         Amortization of deferred Closing Costs...............                  (51,460)                     (129,531)
         Other................................................                  (34,049)                      (34,149)
                                                                                                -----------------------
                                                                  --------------------------
         Total Operating Expenses.............................              (13,320,290)                  (36,952,916)
                                                                  --------------------------
                                                                                                -----------------------
LOSS BEFORE INCOME TAX BENEFIT................................                  (85,509)                     (163,680)
INCOME TAX BENEFIT............................................                   34,204                        65,472
                                                                  --------------------------    -----------------------
NET LOSS                                                            $           (51,305)          $           (98,208)
                                                                  ==========================    =======================


See notes to financial statements.



                                                       AHOLD LEASE U.S.A., INC.
                                                       STATEMENTS OF CASH FLOWS
                                              For the 40 Weeks Ended October 6,2001 and
                            for the Period from August 1, 2000 (date of inception) to October 7, 2000
                                                            (Unaudited)

                                                                                             For the Period from August
                                                                     40 Weeks Ended          1, 2000 (date of inception)
                                                                     October 6, 2001             to October 7, 2000
                                                                    -----------------       ------------------------------
OPERATING ACTIVITIES:
Net Loss ......................................................      $       (98,208)          $               -
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
         Amortization of closing costs.........................              129,531                           -
Changes in operating assets and liabilities:
         Increase in miscellaneous receivables.................              (50,000)
         Decrease (increase) in deferred transaction
                closing costs..................................            1,200,765                    (202,694)
         Increase in deferred rent receivable..................          (29,937,237)                          -
         Increase in deferred rent liability...................           29,937,237                           -
         Increase in accrued liabilities.......................               11,572                           -
                                                                   ---------------------     ----------------------------
         Net cash provided by (used in) operating activities...            1,193,660                    (202,694)
                                                                   ---------------------     ----------------------------
FINANCING ACTIVITIES:
         (Decrease) increase in due to Ahold U.S.A.
                 Support Services, Inc.........................           (6,239,807)                    202,694
         Increase in due to Ahold Real Properties LLC..........               58,434                           -
         Paid-in capital contributed by shareholder............            4,988,039                           -
         Shareholder's initial capitalization..................                    -                           1
                                                                   ---------------------     ----------------------------
         Net cash (used in) provided by financing activities...           (1,193,334)                    202,695
                                                                   ---------------------     ----------------------------
NET INCREASE IN CASH...........................................                  326                           1
Cash balance, beginning of period..............................                    1                           -
                                                                   ---------------------     ----------------------------
Cash balance, end of period....................................      $           327           $               1
                                                                   =====================     ============================

See notes to financial statements.

                            AHOLD LEASE U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1:  Organization and Business

     Ahold Lease U.S.A., Inc. (the Company) is a wholly owned subsidiary of Ahold Real Estate Equities I, Inc., which is a wholly owned subsidiary of Ahold U.S.A., Inc. and ultimately Koninklijke Ahold N.V. (Royal Ahold). Ahold U.S.A., Inc., through other wholly owned subsidiaries (the US Operating Companies), operates retail food stores and operates as a food service distributor in the United States. The Company was formed in August 2000; its sole business activity is to lease property from third parties and sublease such properties to the US Operating Companies. The Company's operating activities were nominal through December 2000.

     In February 2001, the US Operating Companies sold their interests in 46 retail food stores, office buildings and distribution facilities to unaffiliated companies for approximately $638 million in cash. The Company then leased these properties from these unaffiliated entities and in turn subleased the properties to the US Operating Companies. Royal Ahold guaranteed the Company's obligations under such third-party leases.

     On September 28, 2001, Ahold Real Estate Equities I, Inc., the sole shareholder of the Company, contributed additional paid-in capital in the amount of $4,988,039 to the Company. The proceeds were used primarily to pay down intercompany debt outstanding to Ahold U.S.A. Support Services, Inc.

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the 12 week and 40 week periods ended October 6, 2001, the Company's financial position at October 6, 2001 and the cash flows for the 40 week period ended October 6, 2001 and the period August 1, 2000 to October 7, 2000. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Note 2:  Summary of Significant Accounting Policies

     Fiscal Year. The Company's fiscal year is a 52 or 53 week period ending on the Sunday nearest December 31. For interim reporting purposes, the Company divides its 52 week period such that the first quarter contains 16 weeks and each of the remaining three quarters contain 12 weeks.

     Cash. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes. The Company is included in the consolidated income tax returns of Ahold U.S.A., Inc. The Company records an income tax provision or benefit for federal and state income taxes for financial reporting purposes based upon a stipulated rate provided by Ahold U.S.A., Inc. Accordingly, deferred tax assets and liabilities are recorded by Ahold U.S.A., Inc. The payable or receivable related to income taxes has been included in the due to affiliates balance.

     Use of Estimates. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with generally accepted accounting principles used in the United States of America. Actual results could differ from these estimates.

     Rental Revenue and Rental Expense Recognition. Rental income and rental expense is recorded on a straight-line basis over the terms of the leases, although the lease terms require uneven rental payments over the term.

     Deferred Transaction Closing Costs. Costs associated with entering into lease and sublease agreements are deferred and are being amortized over the lease terms using the straight-line method. At October 6, 2001, the related accumulated amortization was $129,531. During the 40 week period ended October 6, 2001, the Company received funds from the unaffiliated companies as a reimbursement for certain transaction closing costs which were deferred at December 31, 2000.

Note 3: Transactions with Affiliates

     The Company participates in a centralized cash management program with certain US Operating Companies and Ahold U.S.A., Inc. under which substantially all operating cash receipts and expenditures are collected and disbursed by Ahold U.S.A., Inc. Due to (from) affiliates included on the accompanying balance sheets represent the balance of these net cash flows at the respective dates.

     Ahold U.S.A., Inc. provides administrative and management support for the Company, the costs of which are considered to be insignificant to the Company.

Note 4:  Leases

     The Company leased in 2001 certain retail food stores, office buildings and distribution facilities (see Note 1). Such leases are for initial terms of 25 years and require fixed semi-annual payments; the leases also contain renewal and right of first refusal options and require the adherence to certain covenants and conditions. Rental expense is recognized on the straight-line basis, although rental payments vary over the lease terms. The Company has subleased all of these retail food stores, office buildings and distribution facilities to the US Operating Companies under subleases, which contain terms similar to the Company's underlying leases.

     The approximate future minimum lease payments and sublease rental receipts under such operating leases and subleases are as follows (in thousands):

                                      Operating                Sublease
                                       Leases                  Receipts
                                    ---------------         ---------------
      Fiscal Year
         2001                       $    6,852                $    (6,852)
         2002                           46,141                    (46,141)
         2003                           63,163                    (63,163)
         2004                           44,809                    (44,809)
         2005                           49,006                    (49,006)
         Thereafter                 $1,207,703                ($1,207,703)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of financial condition and results of operations should be read in conjunction with the financial statements, the related notes and the other financial information relating to the Company appearing elsewhere in this Report on Form 10-Q.

Overview

     The Company is a wholly owned indirect subsidiary of Royal Ahold incorporated on August 1, 2000 in the State of Delaware. It was incorporated for the purpose of engaging in the leveraged lease transactions. The Company has no current business activities other than leasing and subleasing the properties. Prior to the completion of the leveraged lease transactions, the Company had no liabilities or income.

Results of Operations

     The Company is a newly incorporated entity and had no business activities or operations prior to February 12, 2001 when it entered into the leveraged lease transactions. In connection with the leveraged lease transactions, the Company leased 46 properties from the relevant lessors pursuant to which it paid rent and other amounts to the lessors. The Company in turn subleased those properties to subsidiaries of Royal Ahold. The Company's total rental income for the 12-week period ended October 6, 2001 was $13,234,781 and for the 40-week period ended October 6, 2001 was $36,789,236. The Company's total rental expense for the 12-week period ended October 6, 2001 was $13,234,781 and for the 40-week period ended October 6, 2001 was $36,789,236. All of the Company's rental income and rental expense were attributable to its subleases and leases, respectively, of the 46 properties. The Company had other operating expenses, primarily for amortized transaction closing costs associated with entering into the lease and sublease agreements, which were $85,509 for the 12-week period ended October 6, 2001 and $163,680 for the 40-week period ended October 6, 2001.

Liquidity and Capital Resources

     The Company is responsible for the payment of basic and additional rent payable under the leases, including all property taxes, operating costs and all charges, fees, utilities, insurance, repair and maintenance costs and other expenses associated with the use, possession, control and operation of the properties. The Company has subleased each of the properties under "bondable" triple-net subleases that pass all financial and operational obligations under the leases to the sublessee. The Company believes it has adequate capital resources for the nature of its business and that funds from its operations will be sufficient to provide for its operations.

     On September 28, 2001, Ahold Real Estate Equities I, Inc., the sole shareholder of the Company, contributed additional paid-in capital in the amount of $4,988,039 to the Company. The proceeds were used primarily to pay down intercompany debt outstanding to Ahold U.S.A. Support Services, Inc.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omitted pursuant to instruction H(2).

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of the date of this report, the Company is not subject to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Omitted pursuant to instruction H(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Omitted pursuant to instruction H(2).

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to instruction H(2).

ITEM 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AHOLD LEASE U.S.A., INC.




Date:  November 20, 2001             /s/ Bart A.J. Kuper
                                     ----------------------------------------
                                     Bart A.J. Kuper
                                     Director, Secretary and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)
                                     and Registrant's Authorized Officer