Form 10-K
period 2001-12-30
AHOLD LEASE USA INC
filed 2002-03-27
CIK 1162418

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15 OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001.

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 333-67846-01

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

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The number of shares outstanding of the Registrant's common stock as of March 20, 2002 was 100.

Registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                      INDEX

                                     PART I

Item 1.     Business...........................................................1

Item 2.     Property...........................................................1

Item 3.     Legal Proceedings..................................................2

Item 4.     Submission of Matters to a Vote
            of Security Holders ...............................................2

                               PART II

Item 5.     Market for the Registrant's Common Equity
            and Related Shareholder Matters....................................2

Item 6.     Selected Financial Data............................................2

Item 7.     Management's Discussion and Analysis of
            Financial Conditions and Results of Operations.....................2

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk........................................................2

Item 8.     Financial Statements and Supplementary Data........................2

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure............................10

                              PART III

Item 10.    Directors and Executive Officers of the Registrant................10

Item 11.    Executive Compensation............................................10

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management.............................................10

Item 13.    Certain Relationships and Related Transactions....................10

                               PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K...........................................10

                             SIGNATURES

Signatures....................................................................14

                                     PART I

ITEM 1.   BUSINESS

     Ahold Lease U.S.A., Inc. (the "Company" or "Ahold Lease") is a wholly owned, indirect subsidiary of Koninklijke Ahold N.V. ("Royal Ahold"), which is a reporting company under the Securities Exchange Act of 1934. Ahold Lease was incorporated on August 1, 2000 in the State of Delaware. The Company was incorporated for the purpose of engaging in the leveraged lease transactions, where certain U.S. affiliates of the Company sold their interests in 46 retail food stores, office buildings and distribution facilities to unaffiliated companies. These 46 properties are leased back to the Company which in turn subleases them to its U.S. affiliates. The Company has no current business activities other than leasing and subleasing the properties. Prior to the completion of the leveraged lease transactions on February 12, 2001, the Company had no operations.

ITEM 2.   PROPERTIES

     The Company holds leasehold interests in 46 properties pursuant to the leveraged lease transactions. The following is a brief summary of those properties which individually comprise at least 5% of the total appraised value of all the properties.

Greenville, South Carolina, Non-Retail Property subleased to BI-LO, LLC

     This Greenville, South Carolina property is the headquarters of Royal Ahold's subsidiary BI-LO, LLC. It is a 1,218,860 square foot complex, which includes five buildings that contain warehouse space, office space and vehicle maintenance facilities, situated on a 162-acre site. The property is located in an industrial area in a suburb of Greenville, South Carolina, and is in close proximity to both Interstate 85 and Interstate 385.

Greenville, South Carolina, Non-Retail Property subleased to Ahold Information Services

     This Greenville, South Carolina property is the data center for Royal Ahold's supermarkets and convenience stores located in the United States. It is a 215,000 square foot complex, which was completed in 2000. The property includes an office tower, a cafeteria and fitness center, and a data center, situated on a 16-acre site. It is in close proximity to both Interstate 85 and Interstate 385.

Ft. Mill, South Carolina, Non-Retail Property subleased to U.S. Foodservice

     The Ft. Mill, South Carolina property is a regional distribution center of Royal Ahold's subsidiary U.S. Foodservice. The property is a 551,765 square foot complex, which includes an office building, a cooler/freezer section and a dry good storage area. It is located five miles from Charlotte, North Carolina and is in close proximity to Interstate 77 and Interstate 85.

Middlesex Township, Pennsylvania, Non-Retail Property subleased to Giant Food Stores

     The Middlesex Township, Pennsylvania property is the headquarters of Royal Ahold's subsidiary Giant Food Stores. It is a 236,600 square foot three-story building, situated on a 24-acre site. The property is located in a mixed commercial and industrial area close to Harrisburg and Carlisle, Pennsylvania with direct access to Interstate 81 and the Pennsylvania Turnpike.

ITEM 3.   LEGAL PROCEEDINGS

     As of the date of this report, the Company is not subject to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to General Instruction I(2).

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company's capital stock is owned by Ahold Real Estate Equities I, Inc., a wholly owned, indirect subsidiary of Royal Ahold. Accordingly, there is no public trading market for the Company's stock. The Company did not declare or pay dividends on its capital stock to Ahold Real Estate Equities I, Inc. in 2001 or 2000.

ITEM 6.   SELECTED FINANCIAL DATA

     Omitted pursuant to General Instruction I(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Omitted pursuant to General Instruction I(2).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to any material market risks.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS OF AHOLD LEASE

                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................  3
Statement of Operations for the Fiscal Year
  Ended December 30, 2001....................................................  4
Balance Sheets as of December 30, 2001 and
  December 31, 2000..........................................................  5
Statements of Shareholder's Equity for the Fiscal Year
  Ended December 30, 2001 and the Period from
  August 1, 2000 (date of inception) to December 31, 2000....................  6
Statements of Cash Flows for the Fiscal Year
  Ended December 30, 2001 and the Period from August
  1, 2000 (date of inception) to December 31, 2000...........................  7
Notes to Financial Statements................................................  8

                          INDEPENDENT AUDITORS' REPORT

Ahold Lease U.S.A., Inc.

We have audited the accompanying balance sheets of Ahold Lease U.S.A., Inc. (the "Company") as of December 30, 2001 and December 31, 2000, and the related statement of operations for the year ended December 30, 2001 and statements of cash flows and shareholder's equity for the year ended December 30, 2001 and for the period from August 1, 2000 (date of inception) to December 31, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2001 and December 31, 2000, the results of its operations for the year ended December 30, 2001 and its cash flows for the year ended December 30, 2001 and for the period from August 1, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
McLean, Virginia
February 21, 2002

                            AHOLD LEASE U.S.A., INC.
                             STATEMENT OF OPERATIONS
                      For the Year Ended December 30, 2001
                                                               For the
                                                       Year Ended December 30,
                                                                2001
                                                       -------------------------


REVENUE:
Rental Income......................................       $     50,024,018


OPERATING EXPENSES:
Rental expense.....................................            (50,024,018)
Amortization of deferred closing costs.............               (167,623)
Other..............................................                (56,565)
                                                       -------------------------

Total operating expenses...........................            (50,248,206)

LOSS BEFORE INCOME TAX BENEFIT.....................               (224,188)
INCOME TAX BENEFIT.................................                 89,675
                                                       -------------------------

NET LOSS...........................................       $       (134,513)
                                                       =========================










                       See notes to financial statements.

                            AHOLD LEASE U.S.A., INC.
          BALANCE SHEETS AS OF DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                              December 30,          December 31,
                                                                  2001                 2000
                                                             ---------------------------------------

ASSETS
CURRENT ASSETS:
Cash......................................................    $          302      $             1
Due from Ahold U.S.A. Support Services, Inc...............            89,675                    -
Due from Ahold Real Properties LLC........................           179,237                    -
                                                             ---------------------------------------

Total current assets......................................           269,214                    1
                                                             ---------------------------------------

OTHER ASSETS:
Deferred rent receivable..................................        43,172,019                    -
Deferred transaction closing cost (net)...................         4,584,313            6,174,335
                                                             ---------------------------------------

Total other assets........................................        47,756,332            6,174,335
                                                             ---------------------------------------


Total Assets..............................................       $48,025,546      $     6,174,336
                                                             =======================================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Due to Ahold U.S.A. Support Services, Inc.................     $           -      $     6,174,335
                                                             ---------------------------------------

Total current liabilities.................................                 -            6,174,335
                                                             ---------------------------------------

DEFERRED RENT LIABILITY...................................        43,172,019                    -
                                                             ---------------------------------------
COMMITMENTS
SHAREHOLDER'S EQUITY:
Capital stock, 100 shares authorized and issued,
    par value $.01........................................                 1                    1
Additional paid-in capital ...............................         4,988,039                    -
Accumulated deficit.......................................          (134,513)                   -
                                                             ---------------------------------------

Total shareholder's equity................................         4,853,527                    1
                                                             ---------------------------------------

Total Liabilities and Shareholder's Equity................     $  48,025,546      $     6,174,336
                                                             =======================================




               See notes to financial statements.

                            AHOLD LEASE U.S.A., INC.
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                For the Year Ended December 30, 2001 and for the
                Period from August 1, 2000 (date of inception) to
                                December 31, 2000

                                                              Additional
                                            Capital            Paid-In          Accumulated
                                             Stock             Capital            Deficit             Total
                                         ---------------  -----------------  ------------------ -------------------

Initial contribution.....................  $          1     $           -      $           -      $            1
Net loss.................................             -                 -                  -                   -
                                         ---------------  -----------------  ------------------ -------------------
BALANCE - December 31, 2000..............             1                 -                  -                   1
Additional paid-in capital...............             -         4,988,039                  -           4,988,039
Net Loss.................................             -                 -           (134,513)           (134,513)
                                         ---------------  -----------------  ------------------ -------------------

BALANCE - December 30, 2001..............  $          1     $   4,988,039      $    (134,513)     $    4,853,527
                                         ===============  =================  ================== ===================









                       See notes to financial statements.

                            AHOLD LEASE U.S.A., INC.
                            STATEMENTS OF CASH FLOWS
                For the Year Ended December 30, 2001 and for the
                Period from August 1, 2000 (date of inception) to
                                December 31, 2000

                                                                                                 For the Period from
                                                                            For the Year            August 1, 2000
                                                                           Ended December         (date of inception)
                                                                             30, 2001             to December 31, 2000
                                                                       --------------------   ------------------------

OPERATING ACTIVITIES:
Net Loss..............................................................    $         (134,513)    $                   -
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

    Amortization of closing costs.....................................               167,623                         -
    Changes in operating assets and liabilities:
    Decrease (increase) in deferred transaction closing costs.........             1,422,399                (6,174,335)
    Increase in deferred rent receivable..............................           (43,172,019)                        -
    Increase in deferred rent liability...............................            43,172,019                         -
                                                                          --------------------   ------------------------

Net cash provided by (used in) operating activities...................             1,455,509                (6,174,335)
                                                                          --------------------   ------------------------

FINANCING ACTIVITIES:
Increase (decrease) in due to (from) Ahold U.S.A. Support
    Services, Inc.....................................................            (6,264,010)                6,174,335
Increase in due (from) to Ahold Real Properties LLC...................              (179,237)                        -
Additional paid-in capital............................................             4,988,039                         -
Shareholder initial contribution.....................................                     -                         1
                                                                          --------------------   ------------------------

Net cash (used in) provided by financing activities...................            (1,455,208)                6,174,336
                                                                          --------------------   ------------------------

Net increase in cash..................................................                   301                         1
Cash balance, beginning of period.....................................                     1                         -
                                                                          --------------------   ------------------------

Cash balance, end of period...........................................    $              302     $                   1
                                                                          ====================   ========================





                       See notes to financial statements.

                            AHOLD LEASE U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1:  Organization and Business

     Ahold Lease U.S.A., Inc. ("the Company") is a wholly owned subsidiary of Ahold Real Estate Equities I, Inc., which is a wholly owned subsidiary of Ahold U.S.A., Inc. and ultimately Koninklijke Ahold N.V. ("Royal Ahold"). Ahold U.S.A., Inc., through other wholly owned subsidiaries ("the US Operating Companies"), operates retail food stores and food service distribution centers in the United States. The Company was formed in August 2000; its sole business activity is to lease properties from third parties and sublease such properties to the US Operating Companies. The Company's operating activities were nominal through December 2000.

     In February 2001, the US Operating Companies sold their interests in 46 retail food stores, office buildings and distribution facilities to unaffiliated companies for approximately $638 million in cash. The Company then leased the properties from these unaffiliated entities and in turn subleased the properties to the US Operating Companies. Royal Ahold guaranteed the Company's obligations under such third-party leases.

     On September 28, 2001, Ahold Real Estate Equities I, Inc., the sole shareholder of the Company, contributed additional paid-in capital in the amount of $4,988,039 to the Company. The proceeds were used primarily to pay down intercompany debt outstanding to Ahold U.S.A. Support Services, Inc.

Note 2:  Summary of Significant Accounting Policies

     Fiscal Year. The Company's fiscal year is a 52 or 53 week period ending on the Sunday nearest December 31. For interim reporting purposes, the Company divides its 52 week year into four quarters such that the first quarter contains 16 weeks and each of the remaining three quarters contain 12 weeks.

     Cash. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes. The Company is included in the consolidated income tax returns of Ahold U.S.A. Inc. The Company records an income tax provision or benefit for federal and state income taxes for financial reporting purposes based upon a stipulated rate provided by Ahold U.S.A., Inc. Accordingly, deferred tax assets and liabilities are recorded by Ahold U.S.A., Inc. The payable or receivable related to income taxes has been included in the due
(from) to affiliates balance.

     Use of Estimates. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with generally accepted accounting principles used in the United States of America. Actual results could differ from these estimates.

     Rental Revenue and Rental Expense Recognition. Rental income and rental expense is recorded on a straight-line basis over the terms of the leases.

     Deferred Transaction Closing Costs. Costs associated with entering into lease and sublease agreements are deferred and amortized over the lease terms using the straight-line method. At December 30, 2001, the related accumulated amortization was $167,623. Subsequent to December 30, 2000, the

Company received funds from the unaffiliated companies as a reimbursement for certain transaction closing costs which were deferred at December 31, 2000.

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

     The approximate future minimum lease payments and sublease rental receipts under such operating leases and subleases are as follows (in thousands):

                               Operating                  Sublease
                                Leases                    Receipts
                                ------                    --------
     Fiscal Year
     2002                 $      46,141              $     (46,141)
     2003                        63,163                    (63,163)
     2004                        44,809                    (44,809)
     2005                        49,006                    (49,006)
     2006                        94,403                    (94,403)
     Thereafter           $   1,113,300              ($  1,113,300)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted pursuant to General Instruction I(2).


ITEM 11.  EXECUTIVE COMPENSATION.

     Omitted pursuant to General Instruction I(2).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omitted pursuant to General Instruction I(2).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted pursuant to General Instruction I(2).

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

     Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

     o   Independent Auditors' Report

     o   Statement of Operations for the Fiscal Year Ended December 30, 2001

     o   Balance Sheets as of December 30, 2001 and December 31, 2000

     o Statements of Shareholder's Equity for the Fiscal Year Ended December 30, 2001 and the Period from August 1, 2000 (date of inception) to December 31, 2000

     o Statements of Cash Flows for the Fiscal Year Ended December 30, 2001 and the Period from August 1, 2000 (date of inception) to December 31, 2000

     o   Notes to Financial Statements

(a) 2.    Financial Statement Schedules

     None

(a) 3.    Exhibit List

Exhibit No.                         Description
-----------                         -----------


3.1 Certificate of Incorporation of Ahold Lease, incorporated herein by reference to Exhibit 3.2 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

3.2       By-Laws of Ahold Lease, incorporated herein by reference to Exhibit
          3.3 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

4.1 Pass Through Trust Agreement, Series A-1, dated as of February 12, 2001, between Ahold Lease and First Union National Bank, as Pass Through Trustee, incorporated herein by reference to Exhibit 4.1 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

4.2 Pass Through Trust Agreement, Series A-2, dated as of February 12, 2001, between Ahold Lease and First Union National Bank, as Pass Through Trustee, incorporated herein by reference to Exhibit 4.2 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

4.3 Registration Rights Agreement, dated as of January 26, 2001, among Royal Ahold, Ahold Lease and Salomon Smith Barney Inc. and Morgan Stanley & Co. Incorporated, incorporated herein by reference to
          Exhibit 4.3 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

4.4 Form of Trust Indenture and Security Agreement, dated as of February 12, 2001, between the Lessor, as defined in the Trust Indenture and Security Agreement, and First Union National Bank, as Indenture Trustee, incorporated herein by reference to Exhibit 4.4 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(1)

4.5 Form of Trust Indenture and Security Agreement, dated as of February 12, 2001, between the Lessor, as defined in the Trust Indenture and Security Agreement, and First Union National Bank, as Indenture Trustee, incorporated herein by reference to Exhibit 4.5 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(2)

4.6 Form of First Supplemental Indenture, dated as of February 12, 2001, to the Trust Indenture and Security Agreement, incorporated herein by reference to Exhibit 4.6 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(3)

4.7 Form of First Supplemental Indenture, dated as of February 12, 2001, to the Trust Indenture and Security Agreement, incorporated herein by reference to Exhibit 4.7 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(4)

 4.8 Form of Lease, dated as of February 12, 2001, between the Lessor, as defined in the Lease, and Ahold Lease, as Lessee, incorporated herein by reference to Exhibit 4.8 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(5)

4.9 Form of Lease, dated as of February 12, 2001, between the Lessor as defined in the Lease, and Ahold Lease, as Lessee, incorporated herein by reference to Exhibit 4.9 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(6)

4.10 Form of Guarantee, dated February 12, 2001, by Royal Ahold to First Union National Bank, as Pass Through Trustee under the Pass Through Trust Agreements dated as of February 12, 2001, First Union National Bank, as Indenture Trustee under the Trust Indenture and Security Agreements dated as of February 12, 2001, the persons identified as Remaindermen on Schedule A to each Guarantee, the persons identified as Lessors on Schedule A to each Guarantee and the persons identified as Owner Participants on Schedule A to each Guarantee, incorporated herein by reference to Exhibit 4.10 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(7)

4.11 Form of Guarantee, dated February 12, 2001, by Royal Ahold to First Union National Bank, as Pass Through Trustee under the Pass Through Trust Agreements dated as of February 12, 2001, First Union National Bank, as Indenture Trustee under the Trust Indenture and Security Agreements dated as of February 12, 2001, the persons identified as Lessors on Schedule A to each Guarantee and the persons identified as Owner Participants on Schedule A to each Guarantee, incorporated herein by reference to Exhibit 4.11 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(8)


------------------

(1) Separate Trust Indenture and Security Agreements for properties with remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 27 of the leveraged lease transactions. Although such Trust Indenture and Security Agreements may differ in some respects (such as the names of the Lessors and the properties), there are no material details in which such Trust Indenture and Security Agreements differ from this Exhibit.

(2) Separate Trust Indenture and Security Agreements for properties without remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 19 of the leveraged lease transactions. Although such Trust Indenture and Security Agreements may differ in some respects (such as the names of the Lessors and the properties), there are no material details in which such Trust Indenture and Security Agreements differ from this Exhibit.

(3) Separate First Supplemental Indentures for properties with remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 27 of the leveraged lease transactions. Although such First Supplemental Indentures may differ in some respects (such as the names of the Lessors, the properties and dollar amounts), there are no material details in which such First Supplemental Indentures differ from this Exhibit.

(4) Separate First Supplemental Indentures for properties without remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 19 of the leveraged lease transactions. Although such First Supplemental Indentures may differ in some respects (such as the names of the Lessors, the properties and dollar amounts), there are no material details in which such First Supplemental Indentures differ from this Exhibit.

(5) Separate Leases for properties with remainder interests, substantially identical in all material respects to this Exhibit have been entered into relating to 27 of the leveraged lease transactions. Although such Leases may differ in some respects (such as the names of the Lessors, the properties and dollar amounts), there are no material details in which such Leases differ from this Exhibit.

(6) Separate Leases for properties without remainder interests, substantially identical in all material respects to this Exhibit have been entered into relating to 19 of the leveraged lease transactions. Although such Leases may differ in some respects (such as the names of the Lessors, the properties and dollar amounts), there are no material details in which such Leases differ from this Exhibit.

(7) Separate Guarantees for properties with remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 27 of the leveraged lease transactions. Although such Guarantees may differ in some respects (such as the names of the Lessors, the names of the Owner Participants and the properties), there are no material details in which such Guarantees differ from this Exhibit.

(8) Separate Guarantees for properties without remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 19 of the leveraged lease transactions. Although such Guarantees may differ in some respects (such as the names of the Lessors, the names of the Owner Participants and the properties), there are no material details in which such Guarantees differ from this Exhibit.


(b)      Reports on Form 8-K

     No Reports on Form 8-K were filed during the last quarter of this reporting period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2002.



                                            AHOLD LEASE U.S.A., INC.




                                            By  /s/ Brian W. Hotarek
                                              ---------------------------------
                                              Name:   Brian W. Hotarek
                                              Title:  President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on this 27th day of March, 2002:

Signature                                    Title
---------                                    -----


/s/ William J. Grize
--------------------------------------       Director
William J. Grize



/s/ Brian W. Hotarek                         Director and President
--------------------------------------       (Principal Executive Officer)
Brian W. Hotarek


/s/ Bart A.J. Kuper                          Director, Secretary and Treasurer
--------------------------------------       (Principal Financial Officer and
Bart A.J. Kuper                              Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                      Description
-----------                      -----------



3.1 Certificate of Incorporation of Ahold Lease, incorporated herein by reference to Exhibit 3.2 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

3.2       By-Laws of Ahold Lease, incorporated herein by reference to Exhibit
          3.3 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

4.1 Pass Through Trust Agreement, Series A-1, dated as of February 12, 2001, between Ahold Lease and First Union National Bank, as Pass Through Trustee, incorporated herein by reference to Exhibit 4.1 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

4.2 Pass Through Trust Agreement, Series A-2, dated as of February 12, 2001, between Ahold Lease and First Union National Bank, as Pass Through Trustee, incorporated herein by reference to Exhibit 4.2 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

4.3 Registration Rights Agreement, dated as of January 26, 2001, among Royal Ahold, Ahold Lease and Salomon Smith Barney Inc. and Morgan Stanley & Co. Incorporated, incorporated herein by reference to
          Exhibit 4.3 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).

4.4 Form of Trust Indenture and Security Agreement, dated as of February 12, 2001, between the Lessor, as defined in the Trust Indenture and Security Agreement, and First Union National Bank, as Indenture Trustee, incorporated herein by reference to Exhibit 4.4 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(1)

4.5 Form of Trust Indenture and Security Agreement, dated as of February 12, 2001, between the Lessor, as defined in the Trust Indenture and Security Agreement, and First Union National Bank, as Indenture Trustee, incorporated herein by reference to Exhibit 4.5 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(2)

4.6 Form of First Supplemental Indenture, dated as of February 12, 2001, to the Trust Indenture and Security Agreement, incorporated herein by reference to Exhibit 4.6 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(3)

4.7 Form of First Supplemental Indenture, dated as of February 12, 2001, to the Trust Indenture and Security Agreement, incorporated herein by reference to Exhibit 4.7 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(4)

4.8 Form of Lease, dated as of February 12, 2001, between the Lessor, as defined in the Lease, and Ahold Lease, as Lessee, incorporated herein by reference to Exhibit 4.8 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(5)

4.9 Form of Lease, dated as of February 12, 2001, between the Lessor as defined in the Lease, and Ahold Lease, as Lessee, incorporated herein by reference to Exhibit 4.9 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(6)

4.10 Form of Guarantee, dated February 12, 2001, by Royal Ahold to First Union National Bank, as Pass Through Trustee under the Pass Through Trust Agreements dated as of February 12, 2001, First Union National Bank, as Indenture Trustee under the Trust Indenture and Security Agreements dated as of February 12, 2001, the persons identified as Remaindermen on Schedule A to each Guarantee, the persons identified as Lessors on Schedule A to each Guarantee and the persons identified as Owner Participants on Schedule A to each Guarantee, incorporated herein by reference to Exhibit 4.10 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(7)

4.11 Form of Guarantee, dated February 12, 2001, by Royal Ahold to First Union National Bank, as Pass Through Trustee under the Pass Through Trust Agreements dated as of February 12, 2001, First Union National Bank, as Indenture Trustee under the Trust Indenture and Security Agreements dated as of February 12, 2001, the persons identified as Lessors on Schedule A to each Guarantee and the persons identified as Owner Participants on Schedule A to each Guarantee, incorporated herein by reference to Exhibit 4.11 to Form F-4/S-4 filed by Royal Ahold and Ahold Lease on August 17, 2001 (File No. 333-67846 and No. 333-67846-01).(8)

------------------

(1) Separate Trust Indenture and Security Agreements for properties with remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 27 of the leveraged lease transactions. Although such Trust Indenture and Security Agreements may differ in some respects (such as the names of the Lessors and the properties), there are no material details in which such Trust Indenture and Security Agreements differ from this Exhibit.

(2) Separate Trust Indenture and Security Agreements for properties without remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 19 of the leveraged lease transactions. Although such Trust Indenture and Security Agreements may differ in some respects (such as the names of the Lessors and the properties), there are no material details in which such Trust Indenture and Security Agreements differ from this Exhibit.

(3) Separate First Supplemental Indentures for properties with remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 27 of the leveraged lease transactions. Although such First Supplemental Indentures may differ in some respects (such as the names of the Lessors, the properties and dollar amounts), there are no material details in which such First Supplemental Indentures differ from this Exhibit.

(4) Separate First Supplemental Indentures for properties without remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 19 of the leveraged lease transactions. Although such First Supplemental Indentures may differ in some respects (such as the names of the Lessors, the properties and dollar amounts), there are no material details in which such First Supplemental Indentures differ from this Exhibit.

(5) Separate Leases for properties with remainder interests, substantially identical in all material respects to this Exhibit have been entered into relating to 27 of the leveraged lease transactions. Although such Leases may differ in some respects (such as the names of the Lessors, the properties and dollar amounts), there are no material details in which such Leases differ from this Exhibit.

(6) Separate Leases for properties without remainder interests, substantially identical in all material respects to this Exhibit have been entered into relating to 19 of the leveraged lease transactions. Although such Leases may differ in some respects (such as the names of the Lessors, the properties and dollar amounts), there are no material details in which such Leases differ from this Exhibit.

(7) Separate Guarantees for properties with remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 27 of the leveraged lease transactions. Although such Guarantees may differ in some respects (such as the names of the Lessors, the names of the Owner Participants and the properties), there are no material details in which such Guarantees differ from this Exhibit.

(8) Separate Guarantees for properties without remainder interests, substantially identical in all material respects to this Exhibit, have been entered into relating to 19 of the leveraged lease transactions. Although such Guarantees may differ in some respects (such as the names of the Lessors, the names of the Owner Participants and the properties), there are no material details in which such Guarantees differ from this Exhibit.